Form 10QSB
period 2005-06-30
MODENA 6 INC
filed 2008-10-06
CIK 1271080

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒           QUARTELY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13,  or 15 (d)  of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2005:  100,000 shares of common stock.

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

Signature

Item 1.    Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.  The financial statements are presented on the accrual basis.

MODENA 6,  INC.

FINANCIAL STATEMENTS

AS OF
June 30, 2005

Modena 6, Inc.
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	1

Statement of Operations and Retained Deficit	2

Statement of Stockholders Equity	3

Cash Flow Statement	4

Notes to the Financial Statements	5-7

MODENA 6, INC.
BALANCE SHEET
As of June 30, 2005

Assets
CURRENT ASSETS	June 30, 2005

Cash	$(0)
TOTAL ASSETS	$(0)
LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$750
TOTAL LIABILITIES	750

STOCKHOLDER’S EQUITY
Common Stock - par value $0.001; 100,000,000 shares authorized; 100,000 issued and outstanding	100
Additional paid in capital	0
Accumulated Deficit	(850)
Total stockholder’s equity	(750)
TOTAL LIABILITIES AND EQUITY	$(0)

The accompanying notes are an integral part of these financial statements.

MODENA 6, INC.
STATEMENT OF OPERATIONS
For the one quarter ended June 30, 2005, and
through January 1, 2005

	The Quarter June 30, 2005	January 1, 2005
REVENUE
Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	0	0

NET LOSS	0	0

ACCUMULATED DEFICIT, BEGINNING BALANCE	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	0	0

NET EARNINGS PER SHARE

Basic and Diluted
Net loss per share	(Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

MODENA 6  INC.
STATEMENT OF STOCKHOLDER’S EQUITY
June 30, 2005

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance of incorporation expenses

January 1, 2005	100,000	$0	$0	$0

Net loss			0	0

Total as June 30, 2005	100,000	$0	$(850)	$0

The accompanying notes are an integral part of these financial statements.

MODENA 6, INC.
STATEMENT OF CASH FLOWS
For the quarter ended June 30, 2005 and
through January 1, 2005

CASH FLOWS FROM OPERATING ACTIVITIES	June 30, 2005	January, 1 2005

Net income (loss)	$0	$0

Increases (Decrease) in accrued expenses	0	0

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
None	0	0

CASH FLOWSFROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	100	100

CASH RECONCILIATION

Net increase (decrease) in cash	0	0
Beginning cash balance	0	0

CASH BALANCE AT END OF PERIOD	$0	$0

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003). Some general and administrative expenses from inception were accrued.  Expenses from inception were compromised of cost mainly associated with legal, accounting and office.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

MODENA 6 INC.
Registrant

Date: July 1, 2005	By: /s/ Jacque Bryon Oliphant
Jacque Bryon Oliphant
President, Chief Executive Officer, Chief Financial Officer