Form 10QSB
period 2006-06-30
MODENA 6 INC
filed 2008-10-06
CIK 1271080

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

☒          QUARTELY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☒   No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13,  or 15 (d)  of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☐

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 30, 2006:  100,000 shares of common stock.

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

Signature

Item 1.     Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included.  Operating results for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.  The financial statements are presented on the accrual basis.

MODENA 6,  INC.

FINANCIAL STATEMENTS

AS OF
June 30, 2006

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

Statement of Operations and Retained Deficit                                                    F-2

Statement of Stockholders Equity                                                                         F-3

Cash Flow Statement                                                                                              F-4

Notes to the Financial Statements                                                                        F-5-F-7

MODENA 6, INC.
BALANCE SHEET
As of   June 30, 2006

ASSETS	June 30, 2006
CURRENT ASSETS

Cash	$0

TOTAL ASSETS	$(0)

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES

Accrued expenses	$750

TOTAL LIABILITIES	750

STOCKHOLDER’S EQUITY

Common Stock - par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	100

Additional paid in capital	0

Accumulated Deficit	(850)

Total stockholder’s equity	(750)

TOTAL LIABILITIES AND EQUITY	$0

The accompanying notes are an integral part of these financial statements.

MODENA 6, INC.
STATEMENT OF OPERATIONS
For the one quarter ended June 30, 2006, and
through January 1, 2006

	The Quarter
	June 30, 2006	January 1, 2006
REVENUE
Sales	$0	$0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	0	0

NET LOSS	0	0

ACCUMULATED DEFICIT, BEGINNING BALANCE	0	0

ACCUMULATED DEFICIT, ENDING BALANCE	0	0

NET EARNINGS PER SHARE

Basic and Diluted Net loss per share	(Less than .01)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

MODENA 6  INC.
STATEMENT OF STOCKHOLDER’S EQUITY From inception
June 30, 2006

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses

June 30, 2006	100,000	$0	$0	$0

Net loss			0	0

Total as June 30, 2006	100,000	$0	$(850)	$0

The accompanying notes are an integral part of these financial statements.

MODENA 6, INC.
STATEMENT OF CASH FLOWS
For the quarter ended June 30, 2006 and
through January 1, 2006

	June 30,	January 1,
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$0	$0

Increases (Decrease) in accrued expenses	0	0

NET CASH PROVIDED OR (USED) IN OPERATIONS	0	0

CASH FLOWS FROM INVESTING ACTIVITIES

None	0	0

CASH FLOWSFROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	100	100

CASH RECONCILIATION

Net increase (decrease) in cash	0	0
Beginning cash balance	0	0

CASH BALANCE AT END OF PERIOD	$0	$0

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

MODENA 6 INC.

Registrant
Date: July 1, 2006	By:	/s/ Jacque Bryon Oliphant
Jacque Bryon Oliphant
President, Chief Executive Officer , Chief Financial Officer